Form 10-Q
period 1996-09-30
HERZOG INTERNATIONAL HOLDINGS INC
filed 1996-11-13
CIK 853464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 33-55254-12


                                XEBEC GALLEON, INC.
             (Exact name of Registrant as specified in its charter)


           NEVADA                                     87-0438447
(State or other jurisdiction of                    (I.R.S. Employer
inGALLEON, INC. or organization)                  Identification Number)

1800 EAST SAHARA, SUITE 107
LAS VEGAS, NEVADA                                       84104
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (801) 485-7775


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

              Class                          Outstanding as of October, 1996
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,200,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Current assets at September 30, 1996 were $60,000 as compared to net current assets at September 30, 1995 of $0.00. The increase in current assets was due to an increase in cash of $60,000 from the sale of 100,000 shares of the Company's common stock at $.50 per share.

         The Company has not received any income nor incurred any expenses as of the quarter ended September 30, 1996, and has limited operational history. Since the acquisition of the cash, the Company has entered into the business of marketing and promoting Internet products and services for sponsoring companies. Management believes that it can attract sponsors and individuals to perform needed services for the company on a "contract basis" and therefore will not need any employees in the immediate future. The Company has not concluded any transactions, entered into any agreements, letters of intent, or any other arrangements with respect to any change in control or status of the Company. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of this venture.

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



                                                          XEBEC GALLEON, INC.
                                                    (A Development Stage Company)
                                                            BALANCE SHEETS

                                                                       9/30/96               12/31/95
                                                                      Unaudited               Audited
                                                                     -----------            -----------

          ASSETS

CURRENT ASSETS
        Cash in bank                                                 $    60,000            $     - 0 -
                                                                     -----------            -----------

                    TOTAL CURRENT ASSETS                                  60,000                  - 0 -
                                                                     -----------            -----------

                                                                     $    60,000            $     - 0 -
                                                                     ===========            ===========



          LIABILITIES & EQUITY

CURRENT LIABILITIES
        Accounts payable                                             $     - 0 -            $     - 0 -
                                                                     -----------            -----------

                    TOTAL CURRENT LIABILITIES                              - 0 -                  - 0 -

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
         Authorized - 100,000,000 shares
         Issued and outstanding
         1,200,000 shares (1,000,000 in 1995)                              1,200                  1,000
        Additional paid-in capital                                        60,800                  1,000
        Deficit accumulated during
         the development stage                                            (2,000)                (2,000)
                                                                     -----------            -----------

                    TOTAL STOCKHOLDERS' EQUITY                            60,000                  - 0 -
                                                                     -----------            -----------

                                                                     $    60,000            $     - 0 -
                                                                     ===========            ===========








                                                         XEBEC GALLEON, INC.
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS


                                                                                                               4/28/86
                                               For the three months              For the nine months           (Date of
                                                  ended Sept 30,                    ended Sept 30,          inception) to
                                              1996             1995            1996             1995           9/30/96
                                            Unaudited        Unaudited       Unaudited        Unaudited       Unaudited
                                           ------------    ------------    -------------    ------------    ------------

Net sales                                  $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $      - 0 -
Cost of sales                                     - 0 -           - 0 -            - 0 -           - 0 -           - 0 -
                                           ------------    ------------    -------------    ------------    ------------

                 GROSS PROFIT (LOSS)              - 0 -           - 0 -            - 0 -           - 0 -           - 0 -

General and
  administrative expenses                         - 0 -           - 0 -            - 0 -           - 0 -           2,000
                                           ------------    ------------    -------------    ------------    ------------



                 NET INCOME (LOSS)         $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $     (2,000)
                                           ============   =============    =============    ============    ============
Net income (loss) per weighted
 average common shares                     $        .00    $        .00    $         .00    $        .00
                                           ============   =============    =============    ============

Weighted average number of
 common shares used to compute
 net income (loss)                            1,200,000       1,000,000        1,200,000       1,000,000
                                           ============    ============    =============    ============






                                                         XEBEC GALLEON, INC.
                                                    (A Development Stage Company)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional
                                                   Par Value $.001              Paid-in         Retained
                                                 Shares         Amount          Capital          Deficit
                                               ----------     ----------      -----------      -----------
Balances at 4/28/86
 (Date of inception)                               - 0 -      $   - 0 -       $    - 0 -       $     - 0 -
  Issuance of common stock (restricted)
   at $.002 per share at 4/28/86               1,000,000          1,000            1,000
  Net loss for period                                                                               (1,950)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/86                           1,000,000          1,000            1,000            (1,950)
  Net loss for year                                                                                    (10)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/87                           1,000,000          1,000            1,000            (1,960)
  Net loss for year                                                                                    (10)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/88                           1,000,000          1,000            1,000            (1,970)
  Net loss for year                                                                                    (10)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/89                           1,000,000          1,000            1,000            (1,980)
  Net loss for year                                                                                    (10)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/90                           1,000,000          1,000            1,000            (1,990)
  Net loss for year                                                                                    (10)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/91                           1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/92                           1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/93                           1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/94                           1,000,000          1,000            1,000            (2,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/95                           1,000,000          1,000            - 0 -            (2,000)
  Stock sold                                     200,000            200           59,800
  Net loss for period                                                                                - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 9/30/96                            1,200,000      $   1,200       $   60,800       $    (2,000)
                                               =========      =========       ==========       ===========





                                                         XEBEC GALLEON, INC.
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS



                                                                                                               4/28/86
                                                                     For the nine months                       (Date of
                                                                       ended Sept 30,                       inception) to
                                                               1996                     1995                   9/30/96
                                                             Unaudited                Unaudited               Unaudited
                                                           -------------            -------------           -------------
OPERATING ACTIVITIES
        Net income (loss)                                  $       - 0 -            $       - 0 -           $      (2,000)
        Adjustments to reconcile
         net income (loss) to cash
         used by operating activities:
         Amortization                                              - 0 -                    - 0 -                      50
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED (USED)
                    BY OPERATING ACTIVITIES                        - 0 -                    - 0 -                  (1,950)

INVESTING ACTIVITIES
Organization Costs                                                 - 0 -                    - 0 -                     (50)
                                                           -------------            -------------           -------------

                    NET CASH USED BY
                    INVESTING ACTIVITIES                           - 0 -                    - 0 -                     (50)

FINANCING ACTIVITIES
        Proceeds from sale of
         common stock                                             60,000                    - 0 -                  62,000
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                          60,000                    - 0 -                  62,000
                                                           -------------            -------------           -------------

                    INCREASE IN CASH
                    AND CASH EQUIVALENTS                          60,000                    - 0 -                  60,000

        Cash and cash equivalents
        at beginning of year                                       - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    CASH & CASH EQUIVALENTS
                    AT END OF PERIOD                       $      60,000            $       - 0 -           $      60,000
                                                           =============            =============           =============





                                 XEBEC GALLEON, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


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

NOTE 2:              DEVELOPMENT STAGE COMPANY
        The Company was incorporated under the laws of the State of Utah on April 28, 1986, and changed its state of domicile to Nevada on December 30, 1993, and has been in the development stage since incorporation

NOTE 3:              CAPITALIZATION
        On the date of incorporation the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. On May 29, 1996, the Company sold 200,000 shares of its common stock for $60,000 cash for an average consideration of $.30 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

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



                               XEBEC GALLEON, INC.




Dated: October 12, 1996    s\Krista Nielson
                          ------------------------------------------------------
                          Krista Nielson, President, CEO and Director




Dated: October 12, 1996    s\David R. Yeaman
                          ------------------------------------------------------
                          David R. Yeaman, Secretary/Treasurer, CFO and Director