Form 10-K
period 2021-12-31
HERZOG INTERNATIONAL HOLDINGS, INC.
filed 2022-02-15
CIK 853464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission file number 033-55254

HERZOG INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0438447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 South Fort Apache Road Suite 102 Las Vegas, Nevada 89148
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (903) 275-8541

Securities registered pursuant to Section 12(b) of the Act: N/A

Title of each class to be so registered	Trading Symbols (s)	Name of each exchange on which each class is to be registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]
Smaller reporting Company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial acounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐ No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No [X]

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock on June 30, 2021 was $0.00

The number of shares outstanding of the registrant’s common stock, as of December 31, 2021 is 100,000,000.

INDEPENDENT AUDITOR’S REPORT

To the Board of Director and Stockholder of Herzog GmbH., and Subsidiaries

We have audited the consolidated balance sheet of Herzog GmbH, and its Subsidiaries as of September 30, 1995, and the related consolidated statements of results, changes in the stockholder’s equity and cash flows for the period of sixteen months then ended.  These consolidated financial statements are the responsibility of the Company’s Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about weather the consolidated financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence statements.  An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Herzog GmbH, and its Subsidiaries as of September 30, 1995, and the results of its operation, changes in stockholder’s equity and cash flows for the period of sixteen months then ended, in conformity with generally accepted accounting principles.

Deloitte

Established in the year 1845, London, United Kingdom

Firm ID: n/a

Law 633 stamp for (cent) 1,000 adhered and cancelled in the original

Insurance Policy R-1153 Expires: September 30, 1996

March 6, 1996, except for notes dated March 23, 1996

Deutsche Bank, Frankfurt, Germany established in the year 1870.

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Balance Sheets

2021
ASSETS:

Current assets:
Cash and cash equivalents	$17,527.10
Total current assets	17,527.10

Fixed Assets:
Long-Term Investments	600,001.00
Total Fixed Assets	600,001.00

TOTAL ASSETS:	617,528.10

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Liabilities	0

OWNER'S EQUITY:
Paid-in Capital	617,528.10
Total Equity	617,528.10

TOTAL LIABILITIES AND EQUITY	617,528.10

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Income Statements

2021
Revenue:
Total revenue	0

Expenses:
Total expenses	0

Income (loss) before provision for income taxes	0
Provision for income taxes	0
Net Income (Loss)	0

Basic and diluted net income (loss) per Company common share	0
Weighted average number of basic and diluted shares outstanding	100,000,000

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common stock
	Shares	$0.001 par	Additional paid in capital	Accumulated equity (deficit)	Total

Balance at December 31, 2020	100,000,000	$ 100,000	$ 0	$ 0	$100,000
Net income (loss)	-	-	-	0	0
Balance at December 31, 2021	100,000,000	$ 100,000	$ 0	$ 0	$100,000

*Par value of series Q preferred shares is less than $1.

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0
Net cash provided by (used by) operating activities	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used by) investing activities	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used by) financing activities	0

Net change in cash	0
Beginning cash	17,527.10
Ending cash	$17,527.10

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$0
Cash paid for income taxes	$0

HERZOG INTERNATIONAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 - Nature of operations

Corporate Structure Overview

HERZOG INTERNATIONAL HOLDINGS, INC.. (“the Company”), was incorporated under the laws of the State of Nevada in December 1993.

LIST OF EXHIBITS

EXHIBIT	DESCRIPTION
31	Certification
101.INS	Inline XBRL Instance Document. The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERZOG INTERNATIONAL HOLDINGS, INC.

Registrant

/s/ Guillermo Toledo

(Chief Executive Officer)