Form 10-Q
period 2022-03-31
HERZOG INTERNATIONAL HOLDINGS, INC.
filed 2022-04-11
CIK 853464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2022

Commission file number 033-55254

HERZOG INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0438447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 South Fort Apache Road, Executive Suite 102, Las Vegas, Nevada 89148
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (801) 571-8844

Securities registered pursuant to Section 12(b) of the Act: N/A

COMMON	HRZG, HZOG, CUSIP: 428048102	NASD
Title of each class to be so registered	Trading Symbols (s)	Name of each exchange on which each class is to be registered

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

Yes ☐ No [X]

The number of shares issued and outstanding of the registrant’s common stock, as of March 31, 2022 is 100,000,000 of 100,000,000 Authorized..

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

Deloitte

Established in the year 1845, London, United Kingdom

Firm ID: n/a

Deutsche Bank, Frankfurt, Germany established in the year 1870.

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Balance Sheets

2022
ASSETS:

Current assets:
Cash and cash equivalents	$11,941.10
Total current assets	11,941.10

Fixed Assets:
Long-Term Investments	600,001.00
Total Fixed Assets	600,001.00

TOTAL ASSETS:	611,942.10

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Liabilities	0

OWNER'S EQUITY:
Paid-in Capital	611,942.10
Total Equity	611,942.10

TOTAL LIABILITIES AND EQUITY	611,942.10

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Income Statements

2022
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

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0
Net cash provided by (used by) operating activities	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used by) investing activities	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used by) financing activities	0

Net change in cash	0
Beginning cash	11,941.10
Ending cash	$11,941.10

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$0
Cash paid for income taxes	$0

HERZOG INTERNATIONAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

January 1, 2022 through March 31, 2022

Note 1 - Nature of operations

Corporate Structure Overview

HERZOG INTERNATIONAL HOLDINGS, INC.. (“the Company”), was incorporated under the laws of the State of Nevada in December 1993.

Certain Relationships and Related Transactions, and Director Independence.

Herzog purchased at the market on a retail stock market exchange since it’s shares of it’s core common’s are Centrally Located in a all or none transaction a Block size of 13,969 free trading already registered shares of common stock of CUSIP 428048102, through the NASDAQ stock market exchange on May 30, 2003, it filled at $0.10 USD per free trading share of its common stock for Herzog were consummated after payment in full by CEO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERZOG INTERNATIONAL HOLDINGS, INC.

Registrant

/s/ Guillermo Toledo

(Chief Executive Officer)