Form 10-Q
period 2022-06-30
HERZOG INTERNATIONAL HOLDINGS, INC.
filed 2022-08-19
CIK 853464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended June 30, 2022

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

Yes ☐ No [X]

The number of shares issued and outstanding of the registrant’s common stock, as of June 30, 2022 is 100,000,000 of 100,000,000 Authorized..

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

Deloitte

Established in the year 1845, London, United Kingdom

Firm ID: n/a

Deutsche Bank, Frankfurt, Germany established in the year 1870.

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Balance Sheets

2022
ASSETS:

Current assets:
Cash and cash equivalents	$11,220.74
Texas Community Banc Shares, Inc. MINEOLA COMMUNITY BANK $ 7,759.13 Wells Fargo & Company WELLS FARGO BANK $ 161.56 E*TRADE Financial Corporation MORGAN STANLEY BANK $ 3,300.05 Total current assets	11,220.74

Fixed Assets:
Long-Term Investments	600,001.00
National Financial Services LLC FIDELITY INVESTMENTS HERZOG INTL HLGDS INC COM 600,001.000 Total Fixed Assets	600,001.00

TOTAL ASSETS:	611,221.74

LIABILITIES AND SHAREHOLDERS' EQUITY:

Total Liabilities	0

OWNER'S EQUITY:
Paid-in Capital	611,221.74
Total Equity	611,221.74

TOTAL LIABILITIES AND EQUITY	611,221.74

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

HERZOG INTERNATIONAL HOLDINGS, INC.

Consolidated Statements of Cash Flows

2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0
Net cash provided by (used by) operating activities	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used by) investing activities	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used by) financing activities	0

Net change in cash	0
Beginning cash	11,220.74
Ending cash	$11,220.74

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$0
Cash paid for income taxes	$0

HERZOG INTERNATIONAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

APRIL 1, 2022 through JUNE 30, 2022

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